Form 10-Q
period 1996-03-31
MID CENTRAL FINANCIAL CORP
filed 1996-05-13
CIK 916790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1996

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                                 Commission File
                                  No. 000-23318



                        Mid-Central Financial Corporation
             (Exact name of registrant as specified in its charter)




          Minnesota                                       41-1765962
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



               520 South Jefferson Street, Wadena, Minnesota 56482
              (Address and Zip Code of principal executive offices)


Registrant's telephone number, including area code:  (218) 631-1414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding at
           Class                                             May 10, 1995
Common Stock, $.10 par value                                 247,387 Shares



                        MID-CENTRAL FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996



PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Mid-Central Financial Corporation Consolidated Balance
                    Sheets (unaudited) March 31, 1996 and September 30,
                    1995 .....................................................

                  Mid-Central Financial Corporation Consolidated Statements
                    of Income (unaudited) for the three and six months
                    ended March 31, 1996 and March 31, 1995...................

                  Mid-Central Financial Corporation Consolidated Statements
                    of Cash Flows (unaudited) for the six months ended
                    March 31, 1996 and March 31, 1995.........................

                  Mid-Central Financial Corporation Consolidated Statement of
                    Stockholders' Equity (unaudited) for the year ended
                    September 30, 1995 and six months ended March 31, 1996....

                  Notes to Consolidated Financial Statements..................


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the Three
                  and Six months Ended March 31, 1996 and 1995................

                  Supplementary Information...................................


PART II. OTHER INFORMATION

         Items 1-6............................................................



Signatures....................................................................



                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS




                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                                   (Unaudited)

                                                           At                  At
                                                         March 31,        Setember 30,
                                                          1996                1995
                                                      --------------      -------------
       Assets
Cash and Due from Banks                               $    5,561,019      $   2,988,544
Interest Bearing Deposits with Banks                       3,293,546          5,669,978
Investment Securities (Market Value of
   $  722,735 and $2,660,870)                                718,197          2,666,730
Securities Available For Sale, at Market Value               297,188            294,000
Mortgage Backed Securities (Market Value
   of $1,318,806 and $1,465,156)                           1,310,758          1,456,738
Loans Receivable, Net                                     39,755,421         37,781,277
Federal Home Loan Bank Stock                                 416,200            408,000
Office Property and Equipment, Net                           584,933            576,685
Real Estate Owned and in Judgment, Net                        60,998             59,977
Accrued Interest Receivable                                  496,971            561,034
Other Assets                                                 115,396            117,989
                                                      --------------      -------------
   TOTAL ASSETS                                       $   52,610,627      $  52,580,952


LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                              $   46,687,159      $  46,803,983
Advance Payments by Borrowers for Taxes
and Insurance                                                 91,176             84,996
Accrued Interest Payable                                     217,580            213,316
Accrued Income Taxes Payable                                  40,984             52,549
Other Liabilities                                            290,533            295,837
                                                      --------------      -------------
   TOTAL LIABILITIES                                  $   47,327,432      $  47,450,681

Stockholders' Equity:
Common Stock, $.10 par value; 1,000,000 shares
authorized; 247,387 shares issued and outstanding
as of March 31, 1996 and september 30, 1995           $       24,739      $      24,739
Additional Paid-In Capital                                 2,262,074          2,262,074
Unamortized Deferred Compensation                            (33,381)           (37,548)
Unrealized Holding Loss on Securities Available
  for Sale, Net                                               (1,688)            (3,600)
Retained Earnings, Substantially
  Restricted                                               3,031,451          2,884,606
                                                      --------------      -------------
Total Stockholders' Equity                            $    5,283,195          5,130,271
                                                      --------------      -------------

Total Liabilities and
Stockholders' Equity                                  $   52,610,627      $  52,580,952
                                                      --------------      -------------



See Accompanying notes to consolidated financial statements



                        CONSOLIDATED STATEMENTS OF INCOME
                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
INTEREST INCOME
  Loans Receivable                                $   836,176     $   647,925
  Mortgage - Backed Securities                         23,607          27,085
  Investment Securities                               108,587         182,919
  Other                                                 7,004           7,042
                                                  -----------     -----------
      Total Interest Income                       $   975,374     $   864,971

INTEREST EXPENSE ON DEPOSITS                      $   531,483     $   480,570
                                                  -----------     -----------

NET INTEREST INCOME                               $   443,891      $  384,401

PROVISION FOR LOAN LOSSES                              15,000           9,000
                                                  -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        $   428,891     $   375,401
                                                  -----------     -----------

OTHER INCOME

Loan Origination Fees                             $     2,205     $       737
Service Fees on Deposit Accounts                       25,241          26,141
Other Operating Income                            $    10,702     $    13,088
                                                  -----------     -----------
      Total Other Income                          $    38,148     $    39,966
                                                  -----------     -----------


OTHER EXPENSE

Compensation, Payroll Taxes and
  Fringe Benefits                                 $   154,747    $    146,639
Occupancy                                              37,959          35,344
Data Processing Services                                6,906           1,844
Federal Insurance Premiums                             32,625          32,200
Advertising                                             9,584           6,360
Other Operating Expense                                55,669          49,804
                                                  -----------     -----------
         Total Other Expense                      $   297,490         272,191
                                                  -----------     -----------
INCOME BEFORE INCOME TAX EXPENSE                  $   169,549     $   143,176

INCOME TAX EXPENSE                                     68,888     $    57,689
                                                  -----------     -----------

NET INCOME                                        $   100,661     $    85,487
                                                  -----------     -----------

NET INCOME PER COMMON SHARE                       $      0.40     $      0.33
                                                  -----------     -----------


See accompanying notes to consolidated financial statements.



                        CONSOLIDATED STATEMENTS OF INCOME
                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                                   (Unaudited)


                                                  Six Months Ended March 31,
                                                  ---------------------------
                                                     1996             1995
                                                  -----------     -----------
INTEREST INCOME
  Loans Receivable                                $ 1,650,228     $ 1,282,987
  Mortgage - Backed Securities                         48,704          53,391
  Investment Securities                               226,479         383,318
  Other                                                15,231          15,783
                                                  -----------     -----------
      Total Interest Income                       $ 1,940,642     $ 1,735,479

INTEREST EXPENSE ON DEPOSITS                      $ 1,084,790     $   951,981
                                                  -----------     -----------

NET INTEREST INCOME                               $   855,852     $   783,498

PROVISION FOR LOAN LOSSES                              30,000           9,457
                                                  -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        $   825,852     $   774,041
                                                  -----------     -----------

OTHER INCOME

Loan Origination Fees                             $     4,945     $     1,633
Service Fees on Deposit Accounts                       51,655          52,816
Other Operating Income                            $    26,973     $    35,760
                                                  -----------     -----------
      Total Other Income                          $    83,573     $    90,209
                                                  -----------     -----------


OTHER EXPENSE

Compensation, Payroll Taxes and
  Fringe Benefits                                 $   317,862     $   348,695
Occupancy                                              73,573          74,821
Data Processing Services                                8,839          12,737
Federal Insurance Premiums                             65,039          64,707
Advertising                                            17,605          14,079
Other Operating Expense                               116,593         119,376
                                                  -----------     -----------
         Total Other Expense                      $   599,511     $   634,415
                                                  -----------     -----------
INCOME BEFORE INCOME TAX EXPENSE                  $   309,914     $   229,835

INCOME TAX EXPENSE                                    125,961          97,269
                                                  -----------     -----------

NET INCOME                                        $   183,953     $   132,566
                                                  -----------     -----------

NET INCOME PER COMMON SHARE                       $      0.73     $      0.50
                                                  -----------     -----------


See accompanying notes to consolidated financial statements.



                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Six Months Ended March 31,
                                                        --------------------------
                                                           1996            1995
                                                        -----------    -----------
OPERATING ACTIVITIES
Net Income                                              $   183,953    $   132,566
Adjustments to reconcile Net Income to
  Cash Provided by Operating Activities:
   Federal Home Loan Bank Stock Dividend                     (8,200)          --
   Provision for Loan Losses                                 30,000          9,457
   Provision for Real Estate Owned Losses                      --            7,543
   Depreciation                                              25,666         32,071
   Amortization of Premiums on Loans, Mortgage-Backed
    Securities, & Investments Securities                        359          2,216
   Amortization of Restricted Stock                           4,167         17,610
   Gain on Sale of Real Estate Owned and In
    Judgement                                                  --             (692)
   Loss on Sale of Securities & Other                           438         (4,527)
   Increase (Decrease) In Deferred Income Taxes               1,275         (1,809)
   (Increase) Decrease In Accrued Interest Receivable        64,062        (80,170)
   Increase (Decrease) In Income Taxes Payable              (11,565)        71,546
   Increase In Accrued Interest Payable                       4,264         45,282
   Other (Net)                                               11,642         (8,414)
                                                        -----------    -----------

         Net Cash Provided by
         Operating Activities                           $   306,061    $   222,679
                                                        -----------    -----------


INVESTING ACTIVITIES

Proceeds from Maturity and Calls of
 Investment Securities                                  $ 4,324,998    $ 2,138,858

 Principal Collected on Investments                            --           18,390
Purchased of Investments Securities                            --         (294,118)
Principal Collected on Mortgage-Backed Securities           145,588        163,783
Purchased of Mortgage-Backed Securities                        --         (250,896)
Net Increase in Loans                                    (2,016,525)    (1,078,767)
Purchased of Premises & Equipment                           (33,715)        (9,621)
Proceeds from Sale of Real Estate Owned                        --          140,000
                                                        -----------    -----------


         Net Cash Provided by
         Investing Activities                           $ 2,420,346        827,629
                                                        -----------    -----------



FINANCING ACTIVITIES
Net Decrease In Deposit Accounts                        $  (116,824)   $  (935,411)
Dividends Paid                                              (37,108)       (39,058)
                                                        -----------    -----------

         Net Cash Used by
         Financing Activities                           $  (153,932)   $  (974,469)
                                                        -----------    -----------


INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   $ 2,572,475    $    75,839)

Cash and Cash Equivalents - Beginning of Period           2,988,544      1,683,700
                                                        -----------    -----------


CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 5,561,019    $ 1,759,539
                                                        -----------    -----------



See accompany notes to consolidated financial statements.



                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY
                                   (Unaudited)

                                                                                Holding Loss
                                       Common Stock      Additional Unamortized on Securities
                                    ------------------    Paid-in     Deferred  Available for  Retained
                                    Shares     Amount     Capital   Compensation   Sale        Earnings        Total
                                    -------    -------   ----------   --------    -------    -----------    -----------
Balance, September 30,1993             --      $  --     $     --     $   --      $  --      $ 2,492,937    $ 2,492,937

Net Income                             --         --           --         --         --          219,718        219,718

Issuance of Common Stock            260,387     26,039    2,380,894       --         --             --        2,406,933

Payment of Dividends                   --         --           --         --         --          (19,529)       (19,529)

Restricted stock granted               --         --           --      (78,110)      --             --          (78,110)

Amortization of Restricted
      Stock                            --         --           --       17,867       --             --           17,867
                                    -------    -------   ----------   --------    -------    -----------    -----------

Balance September 30,1994           260,387    $26,039   $2,380,894   $(60,243)   $  --      $ 2,693,126    $ 5,039,816

Net income                             --         --           --         --         --          325,577        325,577

Payment of Dividends                   --         --           --         --         --          (77,142)       (77,142)

Amortization of Restricted
   Stock                               --         --           --       22,695       --             --           22,695

Net Unrealized Holding Loss
 on Securited Available for Sale                  --           --          --      (3,600)          --          (3,600)

Redemption of Common Stock          (13,000)   $(1,300   $ (118,820)  $    --     $  --      $   (56,955)   $ (177,075)
                                    -------    -------   ----------   --------    -------    -----------    -----------


Balance September 30,1995           247,387    $24,739   $2,262,074   $(37,548)   $(3,600)   $ 2,884,606    $ 5,130,271
                                    -------    -------   ----------   --------    -------    -----------    -----------

Net Income                             --         --           --         --         --          183,953        183,953

Payment of Dividends                   --         --           --         --         --          (37,108)       (37,108)

Amortization of Retricted
  Stock                                --         --           --        4,167       --             --            4,167

Net Unrealized Holding Loss
on Securities Available for Sale                  --           --         --        1,912           --            1,912

Redemption of Common Stock             --         --           --         --         --             --                0
                                    -------    -------   ----------   --------    -------    -----------    -----------
Balance March 31, 1996              247,387    $24,739   $2,262,074   $(33,381)   $(1,688)   $ 3,031,451    $ 5,283,195
                                    -------    -------   ----------   --------    -------    -----------    -----------



                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is assumed that the readers of these interim financial statements have read or have access to the Mid-Central Financial Corporation 1995 Annual Report for the period ended September 30, 1995. Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)      Earnings per Share

         The weighted average number of shares outstanding for purposes of computing primary earnings per share for the three months and six months ended March 31, 1996 were 252,947 and 252,245, respectively. The weighted average number of shares outstanding for purposes of computing primary earnings per share for the three months and six months ended March 31, 1995 were 262,433 and 262,821, respectively. All of the foregoing weighted average number of share calculations include both shares of common stock outstanding and common stock equivalents attributable to outstanding common stock options.

(4)      Regulatory Capital Requirements

         At March 31, 1996, Mid-Central Federal Savings Bank (the "Bank"), the subsidiary of Mid-Central Financial Corporation, exceeded each of the three current minimum regulatory capital requirements. The following table shows the calculation of the Bank's tangible, core, and risk-based capital and applicable percentages of adjusted assets at March 31, 1996.

                                                 At March 31, 1996
                                            ----------------------------
         (Dollars in Thousands)             Amount            Percentage
                                            ------            ----------
         Tangible capital                   $4,338                8.24%
         Tangible capital requirement          790                1.50
                                            ------                ----
         Excess                             $3,548                6.74%
                                            ======                ====

         Core capital                       $4,338                8.24%
         Core capital requirement            1,579                3.00
                                            ------                ----
         Excess                             $2,759                5.24%
                                            ======                ====

         Risk-based capital                 $4,504               15.42%
         Risk-based capital requirement      2,337                8.00
                                            ------               -----
         Excess                             $2,167                7.42%
                                            ======               =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         OVERVIEW

         Mid-Central Financial Corporation (the "Company") currently conducts no business other than through its subsidiary, Mid-Central Federal Savings Bank (the "Bank"), a federal stockchartered savings bank. The principal business of the Bank is attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties and, to a lesser extent, originating consumer loans. The Bank presently operates out of three full service offices located in the central Minnesota towns of Wadena, Long Prairie, and Staples.


         RESULTS OF OPERATIONS

         Net Income. The Company recorded net income of $100,661 for the quarter ended March 31, 1996, an increase of $15,174, or 18%, from net income of $85,487 recorded for the quarter ended March 31, 1995. The increase was primarily the result of an increase in net interest income of $59,490, offset by an increase in operating expenses of $25,300 and an increase in income taxes of $11,199. Net income for the three months ended March 31, 1996 represents an annualized return on average assets of 0.77% compared with an annualized return on average assets of 0.67% for the three months ended March 31, 1995.

         The Company reported net income of $183,953 for the six months ended March 31, 1996, which was a increase of $51,387 or 39%, from the net income of $132,566 recorded for the same period ended March 31, 1995. The increase was primarily a result of an increase in net interest income of $95,199 and a decrease in compensation expense of $30,833, offset by an increase in provision for loan losses of $20,543 and an increase in income tax expense of $28,692. Net income for the six months ended March 31, 1996 represents an annualized return on average assets of 0.70% compared with an annualized return on average assets of 0.51% for the six months ended March 31, 1995.

         Net Interest Income. Net interest income increased by $59,490 or 15.5%, from $384,401 for the three months ended March 31, 1995, to $443,891 for the three months ended March 31, 1996. The net interest margin for the quarter ended March 31, 1996, was 3.59%, an increase from 3.16% for the quarter ended March 31, 1995. The interest rate spread between interest earning assets and interest bearing liabilities also increased to 3.31% for the quarter ended March 31, 1996, from 2.87% for the quarter ended March 31, 1995.

         Net interest income increased by $72,354, or 9.2%, from $783,498 for the six months ended March 31, 1995, to $855,852 for the six months ended March 31, 1996. The net interest margin in the six months ended March 31, 1996 increased to 3.46% from the net interest margin of 3.20% during the six months ended March 31, 1995. Interest rate spreads between interest earning assets and interest bearing liabilities also increased to 3.18% in the six months ended March 31, 1996 from 2.92% in the six months ended March 31, 1995.

         Provision for Loan Losses. The provision for loan losses of $15,000 and $30,000 for the three and six month periods ended March 31, 1996 reflects management's best estimate that the allowance for loan losses is adequate to cover future loan losses. For the three and six month periods ended March 31, 1995, the Company recorded provisions for loan losses of $9,000 and $9,457.

         Non-Interest Income. Non-interest income decreased by $1,818, or 4.6%, from $39,966 for the three months ended March 31, 1995 to $38,148 for the three months ended March 31, 1996.


         Non-interest income decreased by $6,636, from $90,209 for the six months ended March 31, 1995, to $83,573 for the six months ended March 31, 1996. The decrease was primarily due to a decrease in other operating income of $8,787.

         Non-Interest Expense. Non-interest expense increased by $25,299, or 9.3%, from $272,191 for the three months ended March 31, 1995 to $297,490 for the three months ended March 31, 1996. The increase was caused by substantially similar increases in all expense categories.

         Non-interest expense decreased by $34,903, or 7.4%, from $634,414 for the six month period ended March 31, 1995 to $599,511 for the six months ended March 31, 1996. The decrease was primarily due to one-time compensation expenses associated with the retirement of Robert D. Iken who retired from the President and CEO position as of December 31, 1994.

         Income Taxes. Income taxes increased by $11,199 and $28,692, respectively, for the three and six month periods ended March 31, 1996 from the same periods ended March 31, 1995. The effective tax rates stayed virtually the same in the three and six month periods ended March 31, 1996, as compared to the effective tax rates from the same periods ended March 31, 1995.


         FINANCIAL CONDITION

         Interest Bearing Deposits with Banks. Interest bearing deposits with banks decreased by approximately $2.4 million, or 42%, from September 30, 1995 to March 31, 1996. This decrease is solely attributable to the maturity of approximately $2.4 million in securities.

         Investment Securities. Investment securities decreased by approximately $1.9 million, or 73.1% from September 30, 1995 to March 31, 1996. The decrease was due to maturities and payments on the underlying securities. On September 30, 1995 there was an unrealized loss on investment securities of $5,860; on March 31, 1996, the unrealized loss on investment securities had changed to an unrealized gain of $4,538.

         Securities Available for Sale. Securities available for sale are carried at market value. No securities were purchased for the available-for-sale investment category during the three month period ended March 31, 1996. At March 31, 1996, unrealized holding losses on the securities available for sale were $1,688, net of corresponding income taxes. At September 30, 1995, unrealized holding losses on the securities available for sale were $3,600, net of corresponding income taxes.

         Mortgage-Backed Securities. Mortgage-backed securities decreased by $145,980, or 10%, from September 30, 1995 to March 31, 1996. The decrease was due to the payment of scheduled payments and prepayments on mortgage-backed securities of approximately $146,000. The net unrealized gain on mortgage-backed securities remained virtually the same with a net unrealized gain of $8,048 at March 31, 1996, and a net unrealized gain of $8,418 at September 30, 1995.

         Loans Receivable. Loans receivable increased $1,974,144, or 5.2%, from September 30, 1995 to March 31, 1996. This increase reflects the origination of approximately $7.2 million in loans during the six month period, partially offset by loan repayments.

         Allowance for Loan Losses. The allowance for loan losses is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers and the loan portfolio to repay their loans. At March 31, 1996 the Company provided allowances for loan losses of $180,865, or 0.45% of total loans. At September 30, 1995 the Company provided allowances for loan losses of $165,353, or 0.54% of total loans. In management's opinion such allowances for loan losses are adequate to cover the anticipated loan losses of the current loan portfolio.

         Deposits. Deposits decreased by $116,824, or 0.3% from September 30, 1995 to March 31, 1996. The decrease was primarily due to decreases in the balances of Money Market Deposit Accounts and $100,000 Certificate of Deposit accounts offset by increases in NOW accounts and regular certificate accounts.

         Stockholders' Equity. Stockholder's Equity increased by $152,924, or 3.0%, from September 30, 1995, to March 31, 1996. This increase was primarily due to the net income earned during the six month period offset by cash dividends paid to the stockholders.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are principal and interest payments on loans, investments, and mortgage-backed securities, and funds provided by operations. Mortgagebacked amortization and short-term investments are a relatively predictable source of funds. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowing to assure its ability to meet demands for withdrawals. At March 31, 1996, the Bank's long-term liquidity ratio was 12.7% which was in excess of the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet operating expenses. At March 31, 1996, the Company had commitments to originate loans totaling $147,111. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


                 MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDARY
                      Supplementary Information (Unaudited)

                                               Consolidated Average Balance Sheets, Interest and Dividends
                                                  Earned or Paid, and Related Interest Yields and Rates
                                    --------------------------------------------------------------------------------------
                                       Three Months Ended Mar 31, 1996              Three Months Ended Mar 31, 1995
                                    --------------------------------------------------------------------------------------
                                                   Interest                                       Interest
                                    Average          and           Yield/        Average            and            Yield/
                                    Balance       Dividends        Cost          Balance          Dividends         Cost
                                    --------------------------------------------------------------------------------------
Interest-earnings
   assets:
Mortgage loans                    $ 30,785,000    $  624,740       8.12%       $25,290,616        $ 490,330         7.76%
Consumer loans                       8,550,691       195,558       9.15          6,879,321          151,228         8.79
Commerical business loans              658,687        15,878       9.64            261,953            6,367         9.72
                                  ------------    ----------                   -----------        ---------       ------

Total net loans                   $ 39,994,378    $ 836,176        8.36%       $32,431,890        $ 647,925         7.99%

Mortgage-
 backed securities                $  1,346,038    $  23,607        7.02%       $ 1,558,270        $  27,085         6.95%
Investment securities
  & Other                            5,625,710       83,240        5.92         14,522,718          186,586         5.14
Daily interest-
bearing deposits                     2,447,925       32,351        5.29            157,958            3,375         8.55
                                    ----------    ---------       -----        -----------        ---------       ------

Total interest-earning
 assets                           $ 49,414,051    $ 975,374        7.90        $48,670,836        $ 864,971         7.11%

Non-interest earning
 assets:
Office Properties and
 equipment, net                   $    583,776         --           --         $   585,518              --           --
Real estate, net                        60,488         --           --                   0              --           --
Other non-interest-
 earning assets                      2,171,701                                   1,718,884
                                    ----------    ---------       -----        -----------

Total assets                      $ 52,230,016                                 $50,975,238
                                  ------------                                 -----------

Interest-bearing liablities:
Passbook                          $  5,481,548    $  35,760        2.61%       $ 5,510,116        $  36,660         2.66%
NOW and MMDA acct                    8,208,334       49,851        2.43          8,279,676           53,842         2.60
Certificate of Deposit              32,613,438      445,872        5.47         31,508,862          390,068         4.95
                                  ------------    ---------       -----        -----------        ---------       ------

Total interet bearing
liabilities                       $ 46,303,320    $ 531,483        4.59%       $45,298,654        $ 480,570         4.24%

Non-interest bearing
 liabilities:                     $    687,411    $     --          --         $   567,569        $    --            --
                                  ------------    ---------       -----        -----------        ---------       ------

 Total Liabilities                $ 46,990,731                                 $45,866,223

Retained Earnings                    5,239,285          --          --           5,109,015             --            --
                                  ------------    ---------       ------       ------------       ---------       ------

Total liabilites and
 retained earnings                $ 52,230,016                                 $50,975,238
                                  ------------                                 -----------

Net interest income                               $ 443,891                                       $ 384,401
                                                  ---------                                       ---------

Interest rate spread                                               3.31%                                            2.87%
                                                                  -----                                           ------

Net interest margin                                                3.59%                                            3.16%
                                                                  -----                                           ------

Ratio of average interest-earnings
 assets to average interest-
 bearing liabilities                                              106.72%                                         107.44%
                                                                  ------                                          ------



                 MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDARY
                      Supplementary Information (Unaudited)

                                              Consolidated Average Balance Sheets, Interest and Dividends
                                                 Earned or Paid, and Related Interest Yields and Rates
                                    --------------------------------------------------------------------------------------
                                         Six Months Ended Mar 31, 1996               Six Months Ended Mar 31, 1995
                                    --------------------------------------------------------------------------------------
                                                   Interest                                     Interest
                                    Average          and           Yield/      Average            and            Yield/
                                    Balance       Dividends        Cost        Balance          Dividends         Cost
                                    --------------------------------------------------------------------------------------
Interest-earnings
   assets:
Mortgage loans                    $ 30,480,459   $1,231,552        8.08%     $25,329,146        $ 983,140         7.76%
Consumer loans                       8,471,862      390,952        9.23        6,595,895          289,872         8.79
Commerical business loans              562,638       27,724        9.86          217,751            9,975         9.16
                                  ------------    ---------      ------      -----------        ---------       ------

Total net loans                   $ 39,514,959   $1,650,228        8.35%     $32,142,792       $1,282,987         7.98%

Mortgage-
 backed securities                $  1,384,315    $  48,704        7.04%     $ 1,526,717       $   53,391         6.99%
Investment securities
  & Other                            6,612,559      187,759        5.68       15,013,316          391,673         5.22
Daily interest-
bearing deposits                     1,982,117       53,951        5.44          238,122            7,428         6.24
                                  ------------    ---------       ------     -----------        ---------       ------

Total interest-earning
 assets                           $ 49,493,950   $1,940,642        7.84      $48,920,947       $1,735,479         7.10%

Non-interest earning
 assets:
Office Properties and
 equipment, net                   $    580,478         --            --      $   587,840             --            --
Real estate, net                        60,269         --            --           55,078             --            --
Other non-interest-
 earning assets                      2,326,967                                 1,676,477
                                  ------------    ---------       ------     -----------        ---------       ------

Total assets                      $ 52,461,664                               $51,240,342
                                  ------------                               -----------

Interest-bearing liablities:
Passbook                          $  5,474,876    $  71,829        2.62%     $ 5,570,319        $  73,455         2.64%
NOW and MMDA acct                    8,327,702      101,635        2.44        8,448,579          108,995         2.58
Certificate of Deposit              32,754,198      911,326        5.56       31,581,326          769,531         4.87
                                  ------------    ---------       ------     -----------        ---------       ------

Total interet bearing
liabilities                       $ 46,556,776   $1,084,790        4.66%     $45,600,224        $ 951,981         4.18%

Non-interest bearing
 liabilities:                     $    699,405    $    --            --      $   548,979        $    --            --
                                  ------------    ---------       ------     -----------        ---------       ------

 Total Liabilities                $ 47,256,181                               $46,149,203

Retained Earnings                    5,205,483         --            --        5,091,139             --            --
                                  ------------    ---------       ------     -----------        ---------       ------

Total liabilites and
 retained earnings                $ 52,461,664                               $51,240,342
                                  ------------                               -----------

Net interest income                               $ 855,852                                     $ 783,498
                                                  ---------                                     ---------

Interest rate spread                                               3.18%                                          2.92%
                                                                  -----                                         ------

Net interest margin                                                3.46%                                          3.20%
                                                                  -----                                         ------

Ratio of average interest-earnings
 assets to average interest-
 bearing liabilities                                              106.31%                                       107.28%
                                                                  ------                                        ------




                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                      Supplementary Information (Unaudited)

          Effects of Changing Rates and Volumes on Net Interest Income




                         Three Months Ended March  31, 1996 Compared to
                                Three Months Ended March  31, 1995
                                       Increase(Decrease)
                                             Due to
                                ----------------------------------
                                 Volume        Rate        Total
                                ---------    --------    ---------

Interest-earnings assets:

 Mortgage loans                 $ 110,759    $ 23,651    $ 134,410
 Consumer  loans                   37,935       6,395       44,330
 Commercial business loans          9,564         (53)       9,511
                                ---------    --------    ---------

  Total net change in
   income on loans              $ 158,258    $ 29,993    $ 188,251

Mortgage-backed securities         (3,746)        268       (3,478)
Investment securities & Other    (127,382)     24,036     (103,346)
Daily interest-bearing
 deposits                          29,177        (201)      28,976

Total net change in
  on interest-
 earning assets                 $  56,307    $ 54,096    $ 110,403
                                ---------    --------    ---------

Interest-bearing liabilities:
Passbook                        $    (195)   $   (705)   $    (900)
NOW and money market accounts        (465)     (3,526)      (3,991)
Cetificates of deposit             13,963      41,841       55,804
                                ---------    --------    ---------


  Total net change in
  expense on deposits           $  13,303    $ 37,610    $  40,913
                                ---------    --------    ---------

Net change in net
 interest income                $  43,004    $ 16,486    $  59,490
                                ---------    --------    ---------




                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                            Supplementary Information


                                             At
                                          March 31,                 At
                                            1996               September 30,
                                         (unaudited)               1995
                                        --------------         ------------
NON-PERFORMING LOANS

Loans accounted for on
a nonaccrual basis:

  Residential real estate               $        --            $    124,571
  Commercial real estate                         --                    --
  Commercial business                            --                    --
  Consumer                                      1,563                 1,303
                                        --------------         ------------

  Total                                $        1,563         $     125,874
                                        --------------         ------------

Total nonaccrual loans                          1,563               125,874

Real Estate Owned                              71,763                70,562
                                        --------------         ------------

Total non-performing assets            $       73,326         $     196,436
                                        --------------         ------------

Total loans delinquent 90
  days or more to net loans                      0.00%                 0.33%
                                        --------------         -------------

Total loan delinquent 90
  days or more to total assets                   0.00%                 0.24%
                                        --------------         -------------

Total non-performing assets
  to total assets                                0.14%                 0.37%
                                        --------------         -------------



CLASSIFIED ASSETS

Doubtful                               $         --           $        --
Substandard                                   243,835               433,266
Special Mention                               576,583                 1,714
                                         -------------         ------------

  Total Classified Assets              $      820,418         $     434,980
                                        --------------         ------------




                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on January 5, 1996 for the following purposes:

         1. To elect two directors to hold office until the 1999 Annual Meeting of Shareholders or until successors are elected.

                  The Inspector of Election reported that the shareholders present in person or by proxy voted for the election of the directors as follows:

                    Alfred H. Neitzke             For       210,426
                                                  Withheld      100

                    Duane J. Polman               For       210,426
                                                  Withheld      100


                  The names of all other directors whose terms of office continued beyond the meeting date are: Robert D. Iken, Sr., Gary W. Sellman, and Michael J. Ebner.

         2. To ratify and approve the reappointment of Larson, Allen, Weishair & Co. as the Company's independent public auditors for the fiscal year ending September 30, 1996.

                  The Inspector reported that 210,426 shares were voted in favor of said proposal; 100 shares were voted against the proposal; and zero shares abstained.

         The total shares voted in person or by proxy at the Annual Meeting of Shareholders were 210,526 shares, or 85.1% of the Company's 247,387 total outstanding shares.

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit 11 - Computation of Earnings per Share
              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K - None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MID-CENTRAL FINANCIAL CORPORATION
                                      (Registrant)



Date:  May 10, 1996                   By  /s/ Gary W. Sellman
                                          Gary W. Sellman
                                          President, Chief Executive Officer
                                          and Chief Financial Officer