Form 10-K405
period 1996-09-30
MID CENTRAL FINANCIAL CORP
filed 1996-12-04
CIK 916790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [NO FEE REQUIRED]

                  For the Fiscal Year ended September 30, 1996

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [NO FEE REQUIRED]
                    For the transition period from ___ to ___

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

       Registrant's telephone number, including area code: (218) 631-1414
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 19, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices at same date ($16.50), was approximately $3,194,252 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

As of November 19, 1996 there were issued and outstanding 233,018 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 (the "Annual Report"). (Parts I, II and IV)

2. Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                        MID-CENTRAL FINANCIAL CORPORATION

                                    FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1996



                                                                           Pages
PART I.

       Item 1.    Business................................................    3
       Item 2.    Properties..............................................   10
       Item 3.    Legal Proceedings ......................................   10
       Item 4.    Submission of Matters to a Vote of Security Holders.....   11

PART II.

       Item 5.    Market for Registrants's Common Equity and
                  Related Stockholder Matters.............................   11
       Item 6.    Selected Financial Data ................................   11
       Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   11
       Item 8.    Financial Statements and Supplementary Data.............   11
       Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure .................   11

PART III.

       Item 10.   Directors and Executive Officers of the Registrant .....   12
       Item 11.   Executive Compensation..................................   12
       Item 12.   Security ownership of Certain Beneficial Owners
                  and Management .........................................   12
       Item 13.   Certain Relationships and Related Transactions..........   12

PART IV.

       Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K ....................................   13



Signatures................................................................   14

Index to Exhibits.........................................................   15

                                     PART I


ITEM 1.     BUSINESS

         Mid-Central Financial Corporation (the "Company") owns 100% of Mid-Central Federal Savings Bank (the "Savings Bank"), a federal stock chartered savings bank. The Company has not engaged in any significant activity other than that of holding the stock of the Saving Bank and operating the business of a savings association through the Savings Bank. Below is a discussion of the major business activities of the Savings Bank.

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing homes or to construct new one- to four-family homes at purchase prices up to approximately $150,000. At September 30, 1996, approximately $31.8 million, or 71.7% of the total loan portfolio, consisted of loans secured by one- to four-family residential real estate, including $203,000, or 0.5% of which are insured or guaranteed by the Veterans Administration or the Federal Housing Administration.

         The Savings Bank originates both fixed-rate mortgage loans and ARM loans secured by single-family properties with terms of 10 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         The Savings Bank began offering ARM loans in the early 1980s. The Savings Bank currently offers a one year ARM loan and a 3/1 ARM loan which changes to a one year ARM after an initial fixed rate for three years. At September 30, 1996, the initial interest rate on the ARM loans ranged from 6.50% to 7.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the ARM loan is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The interest rate floor is 6% less than the initial interest rate of the loan. The Savings Bank does not originate negative amortization loans. The terms and conditions of the ARM loan offered by the Savings Bank, including the index for interest rates, may vary from time to time. However, the Savings Bank intends, subject to market conditions, to emphasize the origination of ARM loans which adjust annually. The Savings Bank believes that ARM loans provide adequate protection to the Savings Bank against increases in interest rates. At September 30, 1996, ARM loans accounted for approximately 66.5% of the total mortgage loan portfolio.

         The Savings Bank qualifies the borrower based on the borrower's ability to repay the loan using the fully-indexed interest rate on the one-year ARM loan. As a result, management believes the potential for delinquencies and defaults on ARM loans is lessened.

         The loan fees charged, interest rates and other provisions of the ARM loan are determined by the Savings Bank on the basis of its own pricing criteria and competitive market conditions. At September 30, 1996, the Savings Bank charged a 1% origination fee on its ARM loans. Interest rates and payments on the ARM loans originated are adjusted annually to a rate equal to the one-year National Average Contract Rate for the Purchase of Previously Occupied Homes by Combined Lenders (National Average Contract Rate). During the fiscal year ended September 30, 1996, the National Average Contract Rate ranged from 7.13% to 7.87%.

         The retention of ARM loans in portfolio helps reduce the Savings Bank's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

         Mid-Central also originates conventional fixed-rate mortgage loans on one- to four-family residential properties with terms of 10 or 15 years. The Savings Bank originates and holds its fixed-rate mortgage loans as long-term portfolio investments. Management intends to hold all loans to maturity.

         The Savings Bank requires an attorney's title opinion confirming the status of its lien on all of the real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

         The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios of greater than 80%. The maximum financing on refinance loans is limited to 80% of the appraised value and such loans require private mortgage insurance above 80% loan to value.

         At September 30, 1996, the Savings Bank had $195,000 in investments in real estate sold on contract. These contracts represent either financing arrangements for the sale of the Savings Bank's real estate owned or the purchase of contracts from third party contract holders. Under the latter arrangement, the Savings Bank purchases a real estate contract at a discount from the seller of property. The Savings Bank holds title to the property until the buyer fulfills the terms of the contract, at which time the Savings Bank delivers title to the buyer.

         COMMERCIAL REAL ESTATE LOANS. Mid-Central has engaged in limited commercial real estate lending. At September 30, 1996, commercial real estate loans totalled $738,000 with most of the properties securing these loans located in the Savings Bank's primary market area. This lending has involved loans secured principally by motels, nursing homes and owner occupied/rental commercial buildings. Generally, these loans are made for a period of 20 years or less, with a loan-to-value ratio of 75% or less, with an adjustable interest rate.

         Loans secured by commercial real estate generally are larger and involve greater risks than one- to four- family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Savings Bank also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Savings Bank's commercial and multi-family real estate loans are inspected by the Savings Bank's lending personnel before the loan is made. The Savings Bank also obtains appraisals on each property in accordance with applicable regulations.

         MULTI-FAMILY RESIDENTIAL LOANS. The Savings Bank also originates loans secured by multi-family dwelling units (five or more units). At September 30, 1996, the Savings Bank had $2,081,000 of loans, or 4.7% of the total loan portfolio, secured by multi-family dwelling units located primarily in the Savings Bank's primary market area. Multi-family real estate loans are generally originated at 75% of the appraised value of the property or selling price, whichever is less, and are generally originated for 25-year terms. Loans secured by multi-family residential real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The credit risks associated with multi-family residential loans are similar to the risks associated with commercial real estate loans. At September 30, 1996 no multi-family residential loans were on a nonaccrual basis.

         CONSUMER LOANS. Consumer lending has been an important part of Mid-Central's business. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Savings Bank's consumer loans consist primarily of automobile loans, but also include home improvement loans secured by mortgages on residences, savings account loans, student loans, boat and mobile home loans, and unsecured loans for any personal or household purposes. At September 30, 1996 consumer loans totalled approximately $8.5 million, or 19.3% of the total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

         Automobile loans are secured by both new and used cars and light trucks and are generally limited to 85% of the "sticker price" or dealer invoice for new cars, or 75% of the loan value as published by National Automobile Dealers Association or National Automobile Research "Blue Book." Automobile loans are primarily made to the borrower-owners on a direct basis. New cars are financed for a period of up to 60 months while used cars are financed for 48 months or less depending on the year and model. Collision and comprehensive insurance and vendor single interest coverage is required on all automobile loans.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1996 only one loan of the Savings Bank's consumer loan portfolio was 90 days or more past due. In accordance with OTS regulations, the Savings Bank charges off consumer loans delinquent 120 days or more.

         During the past fiscal year the Company sold $864,000 in student loans, effectively its whole portfolio. The Company decided that due to decreasing yields and increasing servicing expenses, it will not hold student loans in its portfolio in the future. However, the Company will continue to originate student loans for immediate sale.

         COMMERCIAL BUSINESS LOANS. As a federally chartered savings institution, the Savings Bank is authorized to invest up to 10% of its assets in commercial loans not secured by real property. Mid-Central does not actively solicit commercial loans but provides them as an accommodation to existing customers. Commercial loans generally are secured by real estate, equipment, or vehicles. At September 30, 1996, commercial loans amounted to $1.2 million or 2.6% of the total loan portfolio.

         LOAN MATURITY AND REPRICING. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing based on their scheduled contractual payment to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable rates are shown maturing according to their scheduled contractual payments irrespective of their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                           After 1 Year   After 3 Years   After 5 Years
                              Within          Through        Through         Through        Beyond
                             One Year         3 Years        5 Years        10 Years       10 Years         Total
                             --------         -------        -------        --------       --------         -----
                                                                (In thousands)
Real estate mortgage......     $2,093         $3,939         $4,259          $10,973        $10,505        $31,769
Commercial real estate
 and multi-family.........         85            466            539            1,435            294          2,819
Home improvement..........        129            247            224              340             64          1,004
Commercial................        272            576            165              134              9          1,156
Automobile................      1,359          1,742            390                2             --          3,493
Savings account...........        282             --             --               --             --            282
Other.....................        880          1,345            881              637              9          3,752
                              -------         ------         ------          -------         ------         ------
     Total loans..........     $5,100         $8,315         $6,458          $13,521        $10,881        $44,275
                              =======        =======         ======          =======        =======        =======


         The following table sets forth the dollar amount of all loans due after September 30, 1996, which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed                  Floating or
                                       Rates                Adjustable Rates
                                     --------               ----------------
                                                (In thousands)
Real estate mortgage......            $ 9,598                     $20,078
Commercial real estate
 and multi-family.........                806                       1,928
Home improvement..........                875                          --
Commercial................                884                          --
Automobile................              2,134                          --
Savings account...........                 --                          --
Other.....................              2,872                          --
                                      -------                     -------
     Total................            $17,169                     $22,006
                                      =======                     =======


         LOAN SOLICITATION AND PROCESSING. Loan applicants result from direct solicitation by Savings Bank personnel, previous and present customers and various newspaper and radio advertising promotions. Except for certain residential mortgage and commercial real estate loans purchased before fiscal 1992, the Savings Bank does not solicit loans from brokers. All types of loans may be originated in any office of the Savings Bank. Loan applications are underwritten and closed based on FNMA and FHLMC documentation and guidelines. Residential mortgage loans are required to have an attorney's title opinion, as well as fire and extended coverage insurance. All mortgage loans require fire and extended coverage on appurtenant structures.

         Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained by a loan officer to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a fee appraiser approved by Mid-Central and licensed or certified by the State of Minnesota.

         Residential mortgage loans less than $200,000 are reviewed and approved by the Loan Committee and ratified after closing by the Board of Directors. Individual loan officers have approval authority over consumer loan applications which fall within parameters of the Savings Bank's consumer loan policy. Consumer loan applications not within the loan policy are reviewed and approved by the Loan Committee and ratified after closing by the Board of Directors. Commercial real estate loans in excess of $50,000 and any other real estate loan greater than or equal to $200,000 require Board approval.

         LOAN ORIGINATIONS, SALES AND PURCHASES. The Savings Bank originates fixed and adjustable rate residential mortgage loans based on its own underwriting guidelines. During the years ended September 30, 1996, 1995, and 1994, the Savings Bank's total mortgage loan originations were $7.4 million, $5.4 million and $4.6 million, respectively.

         During the past fiscal year the Company sold $864,000 in student loans, effectively its whole portfolio. See "Consumer Loans" above.

         The Savings Bank services its own loans from its main office in Wadena. At September 30, 1996 and 1995, the Savings Bank serviced $0.6 million and $1.2 million loans for FNMA. These loans were originated by the Savings Bank and sold, servicing retained, to FNMA.

          The Savings Bank has purchased loans from mortgage lenders outside of its primary market area when customer deposits exceeded the demand for loans in its primary market area. Residential, multi-family and commercial real estate loans were purchased from mortgage lenders in Montgomery, Alabama; Minneapolis/St. Paul, Minnesota; Des Moines, Iowa; and Traverse City, Michigan. The Savings Bank has also purchased whole loans and loan participation interests secured by residential and commercial properties in and around Fargo, North Dakota, which, because of its geographical proximity, the Savings Bank considers a secondary market area for loans when sufficient loan demand is not present in its primary market area.

         During the year ended September 30, 1996, the Savings Bank purchased approximately $3.1 million in single family residential mortgage loans on properties located throughout the state of Minnesota and in and around Des Moines, Iowa. All of the loans purchased were adjustable-rate mortgages repricing annually.

         LOAN COMMITMENTS. The Savings Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of issuance. The Savings Bank had outstanding net loan commitments of approximately $235,100 at September 30, 1996.

         LOAN ORIGINATION AND OTHER FEES. The Savings Bank, in most instances, receives loan origination fees which are a percentage of the principal amount (generally 1%) of the mortgage loan which are charged to the borrower for funding the loan. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment.

         The Savings Bank also earns fees on loans it services for other institutions.

         NON-PERFORMING ASSETS AND DELINQUENCIES. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The borrower is sent a late payment notice after the fifteenth day of delinquency. After the thirtieth day of delinquency, the borrower is sent a personal letter followed by a telephone call. After the forty-fifth day of delinquency, the borrower receives a second telephone call and personal letter regarding loan counseling services and outlining what legal remedies are available to the Savings Bank if the delinquency persists. Upon authorization by the Savings Bank's President, the delinquent borrower is sent a notice of intent to foreclose after the sixtieth day. Foreclosure proceedings are instituted after the loan is ninety days delinquent.

         In most cases, delinquencies are cured promptly; however, if by the ninetieth day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

         When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Savings Bank institutes collection procedures. A late payment notice is sent to the delinquent borrower after the tenth day of delinquency and a second notice is sent after the fifteenth day. The borrower is contacted by telephone after the forty-fifth day to schedule a personal interview regarding the loan status. After the sixtieth day, a letter of intent to repossess or commence legal action is sent to the borrower. Procedures to repossess collateral are instituted after the ninetieth day.

         Depending on the type of property held as collateral, the Savings Bank either obtains a judgment in small claims court or takes action to repossess the collateral. The Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

         REAL ESTATE OWNED. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of fair value minus estimated cost to sell, or cost. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down to the anticipated sales price less selling and holding costs. At September 30, 1996, the Savings Bank had $53,477 of real estate owned, net of reserves of $8,022, consisting of one single family condominium located outside of the Bank's primary market area. This property was redeemed by the original owner and the whole amount of real estate owned balance plus accrued interest was paid in full in October.

         ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         The management of the Savings Bank meets monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

         ALLOWANCE FOR LOAN LOSSES. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses which takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

         In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Savings Bank's income.

         The general valuation allowance is maintained to cover possible but unidentified losses in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on its knowledge of the portfolio, including current asset classifications and inherent portfolio risks, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the Savings Bank's write-off history, and current economic conditions affecting the real estate markets and industry standards.

         Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

         A provision for losses is charged against income on a monthly basis to maintain the allowances. The provisions for losses charged against income for the years ended September 30, 1996, 1995 and 1994 were $63,000, $23,000, and $(17,000), respectively. At September 30, 1996, the Savings Bank had allowances for loan losses of $209,000 which represented 0.48% of total loans.

         Management believes that the amount maintained in the allowances will be adequate to absorb possible losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         Charge-offs occur when loans with specific reserves are foreclosed. The specific reserve, along with any additional amounts necessary to reduce the carrying value to lower of fair value minus estimated cost to sell the asset, or cost, is charged-off. The book value of the foreclosed asset is thereafter carried at the lower of the asset's book value or its net realizable value. When the asset is sold, any excess/(deficiency) over the book value is reflected on the books as a gain/(loss) on the sale of real estate owned.

         The Savings Bank operates in a rural area and, based on management's observation of local home sales, real estate values have been stable to slightly increasing over the past three years. There can be no assurance as to the future performance of real estate markets, including those in the Savings Bank's primarily market area. A downturn in the Minnesota real estate markets could have a material adverse effect on the Savings Bank's operations. For example, depressed real estate values may result in increases in non-performing assets, hamper disposition of such non-performing assets and result in losses upon such disposition.

         As a result of the declines in real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institutions by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for potential loan losses. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

         MORTGAGE-BACKED SECURITIES. To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 1996, the Savings Bank had FNMA and FHLMC mortgage-backed securities with an estimated aggregate market value of $1.1 million and aggregate amortized cost of approximately $1.1 million.

         INVESTMENT ACTIVITIES. Federal savings banks have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and ARM funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At September 30, 1996, the Savings Bank's regulatory liquidity was 10.0% which is significantly in excess of the 5% required by OTS regulations and the 5% target level established by the Savings Bank. Management intends to hold securities with short-term maturities in the investment portfolio in order to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

         The executive officers of the Savings Bank determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Savings Bank's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits, anticipated loan amortization and repayments, and amortization of mortgage-backed securities). Further, the effect that the proposed investment would have on the Savings Bank's "gap" position, credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

         DEPOSIT ACCOUNTS. GENERAL. Deposits, securities maturities, and loan repayments are the major sources of the Savings Bank's funds for lending and investment. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly.

         Other information required by this item is incorporated herein by reference to the section captioned "The Company and the Bank" in the Annual Report.

ITEM 2.     PROPERTIES

         The information required by this item is incorporated herein by reference to the section captioned "Properties" in the Annual Report.

ITEM 3.     LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Company or the Bank or the Bank's subsidiary are a party to or which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ending September 30, 1996.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         As of November 19, 1996 there were approximately 208 holders of record of the one class of the Company's common stock. All other information required by this item is incorporated herein by reference to the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Annual Report. The "bid" prices of the Company's stock referenced to in the above mentioned section represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and do not reflect prices in actual transactions.


ITEM 6.     SELECTED FINANCIAL DATA

                                               Year Ended September 30,
                                                1996               1995
                                               -----              -----
Cash dividends declared
per common share.......................        $0.30              $0.30

Earnings per share.....................        $0.91              $1.25

Dividend payout ratio..................        32.2%              24.0%


         All other information required by this item is incorporated herein by reference to the tables captioned "Selected Consolidated Financial Condition, Operating and Other Data" in the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Other information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference to the Consolidated Financial Statements together with the related notes and independent auditors' report contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

Robert D. Iken, II         Vice President and Assistant Secretary of the
                           Company and Executive Vice President of the Bank since January 1995. Treasurer of the Company from its inception to January 1995 and Vice President and Treasurer of the Bank to January 1995. Robert D.
                           Iken, II is the son of Robert D. Iken, Sr., Director and Retired President and Chief Executive Officer of the Company and the Bank.

         All other information required by this item with respect to directors and executive officers is incorporated herein by reference to the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement. The only other executive officer of the Company is Gary W. Sellman, President and Chief Executive Officer, who is included in such section of the proxy statement.


ITEM 11.    EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All other information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Principal Shareholders and Management" in the Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement.


                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated.

         (1) The following financial statements are incorporated herein by reference in the Annual Report on the sequentially numbered pages as indicated below. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

                  1.       Report of Independent Auditors

                  2.       Consolidated Balance Sheets as of
                           September 30, 1996 and 1995

                  3. Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994

                  4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

                  5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

                  6.       Notes to Consolidated Financial Statements


         (2)      Financial Statement Schedules

                  Schedules are omitted because the information is either not required, not applicable or is incorporated by reference into
                  Part II, Items 6-8 of this report.


         (3)      Exhibits

                  The exhibits listed on the Index to Exhibits on page 16 of this report are filed herewith or are incorporated by reference.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.


(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 1996.



                                               MID-CENTRAL FINANCIAL CORPORATION
                                                          (Registrant)



                                                By:   /s/ Gary W. Sellman
                                                   -----------------------------
                                                Gary W. Sellman
                                                President and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 1996.



By:      /s/ Gary W. Sellman
  ----------------------------------------
Gary W. Sellman
President, Director and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
 and Principal Accounting Officer)



By:      /s/ Alfred H. Neitzke
  ----------------------------------------
Alfred H. Neitzke
Chairman and Director



By:      /s/ Duane J. Polman
  ----------------------------------------
Duane J. Polman
Director



By:      /s/ Michael J. Ebner
  ----------------------------------------
Michael J. Ebner
Director



By:      /s/ Robert D. Iken, Sr.
  ----------------------------------------
Robert D. Iken, Sr.
Director

                        MID-CENTRAL FINANCIAL CORPORATION

                                INDEX TO EXHIBITS
                                  FOR FORM 10-K





Exhibit
Number                              Exhibit
-------                             -------

  3.1                      Articles of Incorporation (1)

  3.2                      Bylaws (1)

 10.1                      Executive Salary Continuation Agreement
                           with Robert D. Iken, Sr. (1)

 10.2 Amended and Restated 1994 Stock Option Plan (subject to shareholder approval)

 10.3                      Management Recognition and Development
                           Plan and Trust Agreement (2)

 10.4                      Tax Allocation Agreement (2)

 10.5                      Reimbursement Agreement (2)

 11                        Computation of Earnings per Share

 13                        1996 Annual Report to Stockholders

 21                        Principal Subsidiaries (1)

 27                        Financial Data Schedule


(1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1, and 22, respectively, of the Company's Registration Statement on Form S-1 dated December 30, 1993 (Registration Number 33-73654).

(2) Incorporated by reference to Exhibits 10.3, 10.4, and 10.5, respectively, of the Company's Form 10-K dated December 20, 1994.