Form 10-Q
period 1996-12-31
MID CENTRAL FINANCIAL CORP
filed 1997-02-14
CIK 916790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                December 31, 1996

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

                         Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
           Class                                  February 12, 1997
Common Stock, $.10 par value                        226,699 Shares





                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY

                                                                         At
                                                                     December 31,         At
                                                                        1996         September 30,
                                                                     (Unaudited)         1996
                                                                     ------------    ------------
                                    ASSETS
Cash and Due from Banks ..........................................   $  3,728,068    $  4,121,767
Interest Bearing Deposits with Banks .............................      1,172,320       1,628,832
Investment Securities (Market Value of
   $1,265,832 and $775,696) ......................................      1,268,072         769,987
Securities Available For Sale, at Market Value ...................             --         299,250
Mortgage Backed Securities (Market Value
   of $1,007,104 and $1,146,367) .................................        999,234       1,145,028
Loans Receivable, Net ............................................     44,067,735      43,314,885
Federal Home Loan Bank Stock .....................................        416,200         416,200
Office Property and Equipment, Net ...............................        568,733         564,600
Real Estate Owned and in Judgment, Net ...........................             --          45,456
Accrued Interest Receivable ......................................        397,023         405,509
Other Assets .....................................................         75,843         159,910
                                                                     ------------    ------------

   Total Assets ..................................................   $ 52,693,228    $ 52,871,424
                                                                     ============    ============

   LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits .........................................................   $ 47,095,232    $ 46,872,604
Advance Payments by Borrowers for Taxes
and Insurance ....................................................         50,710          93,187
Accrued Interest Payable .........................................        201,633         198,277
Accrued Income Taxes Payable .....................................          6,823              --
Other Liabilities ................................................        301,407         612,119
                                                                     ------------    ------------
   Total Liabilities .............................................   $ 47,655,805    $ 47,776,187
                                                                     ------------    ------------

Stockholders' Equity:
Common Stock, $.10 par value; 1,000,000 shares authorized;
226,699 shares issued and outstanding as of December 31, 1996
and 247,387 shares issued and outstanding as of September 30, 1996   $     22,670    $     23,502
Additional Paid-In Capital .......................................      2,072,986       2,149,021
Unamortized Deferred Compensation ................................        (27,131)        (29,214)
Unrealized Holding Loss on Securities Available
  for Sale, Net ..................................................             --            (450)
Retained Earnings, Substantially
  Restricted .....................................................      2,968,898       2,952,378
                                                                     ------------    ------------
Total Stockholders' Equity .......................................   $  5,037,423    $  5,095,237
                                                                     ------------    ------------

Total Liabilities and
Stockholders' Equity .............................................   $ 52,693,228    $ 52,871,424
                                                                     ============    ============

See Accompanying notes to consolidated financial statements





                        CONSOLIDATED STATEMENTS OF INCOME
                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                                   (Unaudited)

                                                    Three Months Ended December 31,
                                                        1996             1995
                                                     ----------       ----------
INTEREST INCOME
  Loans Receivable ...........................       $  913,356       $  814,052
  Mortgage - Backed Securities ...............           18,314           25,097
  Investment Securities ......................           65,528          117,893
  Other ......................................            7,322            8,227
                                                     ----------       ----------
      Total Interest Income ..................       $1,004,520       $  965,269

INTEREST EXPENSE ON DEPOSITS .................       $  531,286       $  553,307
                                                     ----------       ----------

NET INTEREST INCOME ..........................       $  473,234       $  411,962

PROVISION FOR LOAN LOSSES ....................           23,022           15,000
                                                     ----------       ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES ...................       $  450,212       $  396,962
                                                     ----------       ----------

OTHER INCOME

Loan Origination Fees ........................       $    2,542       $    2,741
Service Fees on Deposit Accounts .............           25,089           26,414
Other Operating Income .......................       $   14,440       $   16,271
                                                     ----------       ----------

      Total Other Income .....................       $   42,071       $   45,426
                                                     ----------       ----------

OTHER EXPENSE

Compensation, Payroll Taxes and
  Fringe Benefits ............................       $  184,079       $  163,115
Occupancy ....................................           37,984           35,614
Data Processing Services .....................            1,988            1,934
Federal Insurance Premiums ...................           32,395           32,415
Advertising ..................................            7,924            8,022
Other Operating Expense ......................           61,277           60,923
                                                     ----------       ----------
Total Other Expense ..........................       $  325,647       $  302,023
                                                     ----------       ----------

INCOME BEFORE INCOME TAX EXPENSE .............       $  166,636       $  140,365

INCOME TAX EXPENSE ...........................           67,004           57,073
                                                     ----------       ----------

NET INCOME ...................................       $   99,632       $   83,292
                                                     ==========       ==========


NET INCOME PER COMMON SHARE ..................       $     0.41       $     0.33
                                                     ==========       ==========


See accompanying notes to consolidated financial statements.




                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                           1996            1995
                                                        -----------    -----------
OPERATING ACTIVITIES

Net Income ..........................................   $    99,632    $    83,292
Adjustments to reconcile Net Income to
  Cash Provided by Operating Activities:
   Federal Home Loan Bank Stock Dividend ............            --         (8,200)
   Provision for Loan Losses ........................        23,022         15,000
   Provision for Real Estate Owned Losses ...........        (8,022)            --
   Depreciation .....................................        13,997         12,143
   Amortization of Premiums on Loans, Mortgage-Backed
    Securities, & Investments Securities ............        (1,438)           432
   Amortization of Restricted Stock .................         2,083          2,083
   Gain on Sale of Real Estate Owned and In
    Judgement .......................................            --             --
   (Gain) Loss on Sale of Securities &
    Other ...........................................            --             93
   Increase In Deferred Income Taxes ................           300            600
   Decrease In Accrued Interest Receivable ..........         8,486         28,856
   Increase (Decrease) In Income Taxes Payable ......        68,132         (6,760)
   Increase In Accrued Interest Payable .............         3,356          9,009
   Other (Net) ......................................      (335,476)       (48,262)
                                                        -----------    -----------

Net Cash (Used) Provided by
Operating Activities ................................   $  (125,928)   $    88,286
                                                        -----------    -----------


INVESTING ACTIVITIES

Proceeds from Maturity and Calls of
 Investment Securities ..............................   $ 1,206,302    $ 2,646,096
 Principal Collected on Investments .................            --             --
Proceeds from Sales of Investments Securities .......            --             --
Purchased of Investments Securities .................      (947,314)            --
Principal Collected on Mortgage-Backed Securities ...       146,669         66,590
Purchased of Mortgage-Backed Securities .............            --             --
Net Increase in Loans ...............................      (772,814)    (1,763,936)
Purchased of Premises & Equipment ...................       (16,740)       (18,843)
Proceeds from Sale of Real Estate Owned .............        53,477             --
                                                        -----------    -----------

Net Cash (Used) Provided by
Investing Activities ................................   $  (330,420)   $   929,907
                                                        -----------    -----------


FINANCING ACTIVITIES

Net Increase (Decrease) In Deposit Accounts .........   $   222,628    $  (328,681)
Dividends Paid ......................................       (17,477)       (18,554)
Redemption of Common Stock ..........................      (142,502)            --
                                                        -----------    -----------

Net Cash (Used) Provided  by
Financing Activities ................................   $    62,649    $  (347,235)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS ...............................   $  (393,699)   $   670,958

Cash and Cash Equivalents - Beginning of Period .....     4,121,767      2,988,544
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS -
END OF PERIOD .......................................   $ 3,728,068    $ 3,659,502
                                                        ===========    ===========


See accompany notes to consolidated financial statements.





                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY
                                   (Unaudited)

                                                                 Additional    Unamortized
                                     Number         Common        Paid-In       Deferred
                                   Of Shares         Stock        Capital      Compensation
                                   -----------    -----------    -----------    -----------
Balance September 30,1994 ......       260,387    $    26,039    $ 2,380,894    $   (60,243)
Net Income .....................            --             --             --             --
Payment of Dividends ...........            --             --             --             --
Amortization of Restricted Stock            --             --             --         22,695
Redemption of Common Stock .....       (13,000)        (1,300)      (118,820)            --
Net Unrealized Loss on
   Available-for-Sale Securities            --             --             --             --
                                   -----------    -----------    -----------    -----------

Balance September 30,1995 ......       247,387    $    24,739    $ 2,262,074    $   (37,548)

Net Income .....................            --             --             --             --
Payment of Dividends ...........            --             --             --             --
Amortization of Restricted Stock            --             --             --          8,334
Redemption of Common Stock .....       (12,369)        (1,237)      (113,053)            --
Net Unrealized Loss on
   Available-for-Sale Securities            --             --             --             --
                                   -----------    -----------    -----------    -----------

Balance September 30,1996 ......       235,018    $    23,502    $ 2,149,021    $   (29,214)

Net Income .....................            --             --             --             --
Payment of Dividends ...........            --             --             --             --
Amortization of Restricted Stock            --             --             --          2,083
Redemption of Common Stock .....         8,319           (832)       (76,035)            --
Net Unrealized Loss on
   Available-for-Sale Securities            --             --             --             --
                                   -----------    -----------    -----------    -----------

Balance December 31,1996 .......       226,699    $    22,670    $ 2,072,986    $   (27,131)
                                   ===========    ===========    ===========    ===========




                       (WIDE TABLE CONTINUED FROM ABOVE)



                                 Net Unrealized
                                  Gain(Loss) on
                                  Available-for     Retained
                                 Sale Securities    Earnings        Total
                                   -----------    -----------    -----------
Balance September 30,1994 ......   $        --    $ 2,693,126    $ 5,039,816
Net Income .....................            --        325,577        325,577
Payment of Dividends ...........            --        (77,142)       (77,142)
Amortization of Restricted Stock            --             --         22,695
Redemption of Common Stock .....            --        (56,955)      (177,075)
Net Unrealized Loss on
   Available-for-Sale Securities        (3,600)            --         (3,600)
                                   -----------    -----------    -----------

Balance September 30,1995 ......   $    (3,600)   $ 2,884,606    $ 5,130,271

Net Income .....................            --        227,767        227,767
Payment of Dividends ...........            --        (73,289)       (73,289)
Amortization of Restricted Stock            --             --          8,334
Redemption of Common Stock .....            --        (86,706)      (200,996)
Net Unrealized Loss on
   Available-for-Sale Securities         3,150             --          3,150
                                   -----------    -----------    -----------

Balance September 30,1996 ......   $      (450)   $ 2,952,378    $ 5,095,237

Net Income .....................            --         99,632         99,632
Payment of Dividends ...........            --        (17,477)       (17,477)
Amortization of Restricted Stock            --             --          2,083
Redemption of Common Stock .....            --        (65,635)      (142,502)
Net Unrealized Loss on
   Available-for-Sale Securities           450             --            450
                                   -----------    -----------    -----------

Balance December 31,1996 .......   $        --    $ 2,968,898    $ 5,037,423
                                   ===========    ===========    ===========







                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is assumed that the readers of these interim financial statements have read or have access to the Mid-Central Financial Corporation 1996 Annual Report for the period ended September 30, 1996. Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)      Earnings per Share

         The weighted average number of shares outstanding for purposes of computing primary earnings per share for the three months ended December 31, 1996 were 240,410. The weighted average number of shares outstanding for purposes of computing primary earnings per share for the three months ended December 31, 1995 were 251,542. All of the foregoing weighted average number of share calculations include both shares of common stock outstanding and common stock equivalents attributable to outstanding common stock options.

(4)      Regulatory Capital Requirements

         At December 31, 1996, Mid-Central Federal Savings Bank (the "Bank"), the subsidiary of Mid-Central Financial Corporation, exceeded each of the three current minimum regulatory capital requirements. The following table shows the calculation of the Bank's tangible, core, and risk-based capital and applicable percentages of adjusted assets at December 31, 1996.

                                             At December 31, 1996

         (Dollars in Thousands)             Amount        Percentage
         ----------------------             ------        ----------

         Tangible capital                   $4,403          8.35%
         Tangible capital requirement          791          1.50
                                            ------          ----
         Excess                             $3,612          6.85%
                                            ======          =====

         Core capital                       $4,403          8.35%
         Core capital requirement            1,582          3.00
                                            ------          ----
         Excess                             $2,821          5.35%
                                            ======          =====

         Risk-based capital                 $4,626         14.96%
         Risk-based capital requirement      2,474          8.00
                                            ------         -----
         Excess                             $2,152          6.96%
                                            ======         =====


(5)      Stock Repurchase

         On October 1, 1996 the Company initiated a stock repurchase program to purchase 23,501 shares of common stock from its shareholders on the open market. The Company purchased 2,000 shares of common stock on October 18, 1996 for an average price per share of $16.75 and purchased 6,319 shares of common stock on December 26, 1996 for an average price per share of $17.25.


Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


         OVERVIEW

         Mid-Central Financial Corporation (the "Company") currently conducts no business other than through its subsidiary, Mid-Central Federal Savings Bank (the "Bank"), a federal stock-chartered savings bank. The principal business of the Bank is attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties and, to a lesser extent, originating consumer loans. The Bank presently operates out of three full service offices located in the central Minnesota towns of Wadena, Long Prairie, and Staples.


         RESULTS OF OPERATIONS

         Net Income. The Company recorded net income of $99,632 for the quarter ended December 31, 1996, an increase of $16,340, or 20% from net income of $83,292 recorded for the quarter ended December 31, 1995. The increase was primarily the result of an increase in net interest income of $61,272 offset by an increase in the compensation and benefits expense of $20,964. Net income for the three months ended December 31, 1996 represents an annualized return on average assets of 0.76% compared with an annualized return on average assets of 0.63% for the three months ended December 31, 1995.

         Net Interest Income. Net interest income increased by $61,272 or 14.9%, from $411,962 for the three months ended December 31, 1995, to $473,234 for the three months ended December 31, 1996. The increase in the net interest income was primarily due to an increase in the volume of mortgage loans and a decrease in the rate of interest paid on certificates of deposit between the two periods. The net interest margin for the quarter ended December 31, 1996, was 3.77%, an increase from 3.32% for the quarter ended December 31, 1995. The interest rate spread between interest earning assets and interest bearing liabilities also increased to 3.46% for the quarter ended December 31, 1996, from 3.05% for the quarter ended December 31, 1995.

         Provision for Loan Losses. The provision for loan losses of $23,022 for the three month period ended December 31, 1996 reflects management's best estimate that the allowance for loan losses is adequate to cover future loan losses. For the three month period ended December 31, 1995, the Company recorded a provision for loan losses of $15,000.

         Non-Interest Income. Non-interest income decreased by $3,355, or 7%, from $45,426 for the three months ended December 31, 1995 to $42,071 for the three months ended December 31, 1996. This decrease occurred primarily between two income categories: service fees on deposit accounts and other operating income.

         Non-Interest Expense. Non-interest expense increased by $23,624, or 6.7%, from $302,023 for the three months ended December 31, 1995 to $325,647 for the three months ended December 31, 1996. The increase was caused primarily by an increase in the compensation and benefits expense.

         Compensation, Payroll, and Fringe Benefits increased by $20,964, or 12.9% from $163,115 for the three months ended December 31, 1995 to $184,079 for the three months ended December 31, 1996. The increase in compensation was primarily due to an increase in the number of full-time equivalent employees from December 31, 1995 to December 31, 1996.

         Income Taxes. Income taxes increased by $9,931 for the three month period ended December 31, 1996 from the same period ended December 31, 1995. The effective tax rate between the two periods stayed virtually the same.


         FINANCIAL CONDITION

         Interest Bearing Deposits with Banks. Interest bearing deposits with banks decreased by approximately $457,000, or 28%, from September 30, 1995 to December 31, 1996. This decrease is solely attributable to the maturity of approximately $457,000 in securities.

         Investment Securities. Investment securities increased by approximately $500,000, or 65% from September 30, 1996 to December 31, 1996. The increase was due to the the purchase of approximately $950,000 in investment securities offset by maturities and payments. On September 30, 1996 there was an unrealized gain on investment securities of $5,709; as of December 31, 1996, the unrealized gain on investment securities had changed to an unrealized loss of $2,240.

         Securities Available for Sale. At December 31, 1996 the Company carried no securities in the available-for-sale investment category. The Company's last available-for-sale security was called in December, 1996 and no securities were purchased for the available-for-sale investment category during the three month period ended December 31, 1996.

         Mortgage-Backed Securities. Mortgage-backed securities decreased by $145,794, or 13%, from September 30, 1996 to December 31, 1996. The decrease was due to the payment of scheduled payments and prepayments on mortgage-backed securities. At December 31, 1996, mortgage-backed securities had an unrealized gain of $7,870 compared to and unrealized gain of $1,339 at September 30, 1996.

         Loans Receivable. Loans receivable increased $752,850, or 1.7%, from September 30, 1996 to December 31, 1996. This increase reflects the origination or purchase of approximately $3.9 million in loans during the three month period, partially offset by loan repayments.

         Allowance for Loan Losses. The allowance for Loan losses is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers and the Loan portfolio to repay their loans. At December 31, 1996 the Company provided allowances for Loan losses of $223,114, or 0.50% of total loans. At September 30, 1996 the Company provided allowances for Loan losses of $208,670, or 0.48% of total loans. In management's opinion such allowances for Loan losses are adequate to cover the anticipated Loan losses of the current Loan portfolio.

         Deposits. Deposits increased by $222,628, or 0.5% from September 30, 1996 to December 31, 1996. The increase was primarily due to increases in the balances of $100,000 Certificate of Deposit accounts.

         Stockholders' Equity. Stockholder's Equity decreased by $57,814, or 1.1%, from September 30, 1996, to December 31, 1996. This decrease was primarily due to the purchase of common stock for approximately $143,000 offset by net income for the three month period of approximately $100,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are principal and interest payments on loans, investments, and mortgage-backed securities, and funds provided by operations. Mortgage-backed amortization and short-term investments are a relatively predictable source of funds. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowing to assure its ability to meet demands for withdrawals. At December 31, 1996, the Bank's long-term liquidity ratio was 12.7% which was in excess of the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and Loan commitments, maintain its liquidity, and meet operating expenses. At December 31, 1996, the Company had commitments to originate loans totaling $166,467. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.



                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                      Supplementary Information (Unaudited)

           Consolidated Average Balance Sheets, Interest and Dividends
              Earned or Paid, and Related Interest Yields and Rates

                                                                       Three Months Ended December 31
                                          ---------------------------------------------------------------------------------------
                                                              1996                                          1995
                                          -----------------------------------------      ----------------------------------------
                                                             Interest                                        Interest
                                               Average        and         Yield/              Average          and          Yield/
                                               Balance       Dividends     Cost               Balance        Dividends      Cost
                                           ------------      ----------    -----            ------------      ---------    ------
                                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS:
 Mortgage loans.........................    $34,290,690      $  681,108     7.95%            $30,223,002      $ 606,813      8.03%
 Consumer loans.........................      8,600,528         202,119     9.40               8,401,021        195,394      9.30
 Commercial business loans..............      1,285,904          30,129     9.37                 476,297         11,485      9.95
                                           ------------      ----------    -----            ------------      ---------    ------
   Total net loans......................    $44,177,122      $  913,356     8.27%            $39,100,320     $  814,052      8.33%
 Mortgage-backed securities.............      1,174,715          18,314     6.89               1,424,041         25,097      7.05
 Investment securities..................      2,744,869          45,974     6.44               7,546,748        104,520      5.54
 Daily interest-bearing deposits........      2,075,396          26,876     5.18               1,531,854         21,600      5.64
                                           ------------       ---------   ------             -----------      ---------    ------
   Total interest-earning assets........    $50,172,102      $1,004,520     8.01%            $49,602,963    $   965,269      7.78%

NON-INTEREST EARNING ASSETS:
 Office properties and equipment, net...        565,296                                          577,937
 Real estate, net.......................         11,364                                           59,977
 Other non-interest-earning assets......      1,907,683                                        2,414,853
                                           ------------                                      -----------
   Total assets.........................    $52,656,445                                      $52,655,730
                                             ==========                                       ==========

INTEREST-BEARING LIABILITIES:
 Passbook accounts......................    $ 5,496,852      $   35,409     2.58%            $ 5,450,911     $   36,068      2.65%
 NOW and money market accounts..........      8,165,228          49,047     2.40               8,403,097         51,784      2.46
 Certificates of deposit................     33,075,368         446,830     5.40              32,935,855        465,455      5.65
                                             ----------       ---------   ------              ----------      ---------    ------
   Total interest-bearing liabilities...    $46,737,448      $  531,286     4.55%            $46,789,863     $  553,307      4.73%

NON-INTEREST-BEARING LIABILITIES:
 Other liabilities .....................        831,904                                          696,058
                                             ----------                                       ----------
   Total liabilities....................    $47,569,352                                      $47,485,921
Retained earnings.......................      5,087,093                                        5,169,809
                                             ----------                                       ----------
   Total liabilities
      and retained earnings.............    $52,656,445                                      $52,655,730
                                             ==========                                       ==========
Net interest income.....................                      $ 473,234                                       $ 411,962
                                                               ========                                        ========
Interest rate spread....................                                    3.46%                                            3.05%
                                                                            ====                                             ====
Net interest margin.....................                                    3.77%                                            3.32%
                                                                            ====                                             ====
Ratio of average interest-earning
 assets to average interest-bearing liabilities........                   107.35%                                          106.01%
                                                                          ======                                           ======




                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                      Supplementary Information (unaudited)


          Effects of Changing Rates and Volumes on Net Interest Income

       Three Months Ended December 31, 1996 Compared to Three Months Ended
                   December 31, 1995 Increase/Decrease Due to


                                                               Volume           Rate                Total
                                                             ----------     ------------          ---------
Interest-earnings assets:

Mortgage loans.....................................         $    80,430      $   (6,135)         $   74,295
Consumer  loans....................................               4,629            2,096              6,725
Commercial business loans..........................              19,013            (729)             18,284
                                                             ----------     ------------          ---------

  Total net change in
   income on loans.................................          $  104,072      $   (4,768)         $   99,304

Mortgage-backed securities ........................             (6,226)            (557)            (6,783)
Investment securities & Other......................            (73,336)           14,790           (58,546)
Daily interest-bearing
 deposits..........................................               7,155          (1,879)              5,276
                                                           ------------      -----------         ----------

Total net change in
  on interest-
  earning assets....................................        $    31,665     $      7,586         $   39,251
                                                             ----------      -----------          ---------




Interest-bearing liabilities:
Passbook...........................................       $         302     $      (961)       $      (659)
NOW and money market accounts......................             (1,470)          (1,267)            (2,737)
Certificates of deposit............................               1,970         (20,595)           (18,625)
                                                            -----------       ----------         ----------


  Total net change in
  expense on deposits..............................       $         802      $  (22,823)         $ (22,021)
                                                           ------------       ----------          ---------


Net change in net
 interest income...................................         $    30,863       $   30,409        $    61,272
                                                             ==========        =========         ==========





                MID-CENTRAL FINANCIAL CORPORATION AND SUBSIDIARY
                            Supplementary Information

                                                            At
                                                       December 31,       At
                                                           1996       September 30,
                                                       (unaudited)       1996
                                                       ------------   -------------
NON-PERFORMING LOANS

Loans accounted for on a nonaccrual basis:

  Residential real estate ..........................     $ 44,751      $ 17,562
  Commercial real estate ...........................           --            --
  Commercial business ..............................           --            --
  Consumer .........................................        8,728         8,668
                                                         --------      --------

  Total ............................................     $ 53,479      $ 26,230
                                                         --------      --------

Total nonaccrual loans .............................       53,479        26,230

Real Estate Owned ..................................           --        53,477
                                                         --------      --------

Total non-performing assets ........................     $ 53,479      $ 79,707
                                                         ========      ========

Total loans delinquent 90
  days or more to net loans ........................         0.12%         0.06%
                                                         ========      ========

Total loans delinquent 90
  days or more to total assets .....................         0.10%         0.05%
                                                         ========      ========

Total non-performing assets
  to total assets ..................................         0.10%         0.15%
                                                         ========      ========



CLASSIFIED ASSETS

Doubtful ...........................................     $     --      $     --
Substandard ........................................      222,094       433,266
Special Mention ....................................      155,902         1,714
                                                         --------      --------

  Total Classified Assets ..........................     $377,996      $434,980
                                                         ========      ========






                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

         None.

Item 2.     Changes in Securities.

         None.

Item 3.     Defaults Upon Senior Securities.

         None.

Item 4.     Submission of Matters to a Vote of Security Holders.

         None.

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



                                      MID-CENTRAL FINANCIAL CORPORATION
                                                        (Registrant)



Date: February 12, 1997               By  /s/ Gary W. Sellman
                                         ------------------------
                                              Gary W. Sellman
                                              President, Chief Executive Officer
                                              and Chief Financial Officer